Form 10QSB
period 2005-12-31
Agent Assist, Inc.
filed 2006-07-27
CIK 1346960

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)
      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:December 31, 2005

                                      OR
      TRANSITION REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:to

Commission file number:000-09047


                              Agent Assist, Inc.
		    ---------------------------------------
                    (Exact name of small business issuer as
			  specified in its charter)

                  Nevada                                     20-4774380
     ---------------------------------			-------------------
       (State or other jurisdiction                       (I.R.S. Employer
     of incorporation or organization)                  Identification No.)

                   6500 Columbia Falls Ct., Las Vegas, NV 89149
		   --------------------------------------------
                     (Address of principal executive offices)

                                  (702) 523-3105
			   ---------------------------
                           (Issuer's telephone number)


(Former name,former address and former fiscal year,if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.    YES  NO


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
YES  NO


APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. YES NO


APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of e ach of the issuer's classes of common equity, as of the latest practicable date:

4,500,000 shares of common stock, $0.001 par value, as of December 31, 2005


TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  YES  NO






                                  FORM 10-QSB

                               TABLE OF CONTENTS

                                                                           PAGE

PART I - FINANCIAL INFORMATION
      ITEM 1.  FINANCIAL STATEMENTS...........................................1
            Balance Sheet (Unaudited).........................................1
            Statement of Operations (Unaudited)...............................2
            Statement of Cash Flows (Unaudited)...............................3
            Statement of Stockholder's Equity (Unaudited).....................4
            Notes  to Condensed Consolidated  Financial  Statements
                  (Unaudited).................................................5
      ITEM 2. MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.............................. 8
      ITEM 3.  CONTROLS AND PROCEDURES.......................................10


PART II - OTHER INFORMATION
      ITEM 1.  LEGAL PROCEEDINGS.............................................11
      ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.....................11
      ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...............................11
      ITEM 4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY
               HOLDERS.......................................................11
      ITEM 5.  OTHER INFORMATION.............................................11
      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..............................11

SIGNATURE....................................................................12






PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.




					AGENT ASSIST, INC.
 					  BALANCE SHEET
					December 31, 2005


							December 31, 2005	September 30, 2005
							   (Unaudited)		     (Audited)
							-----------------	------------------
 ASSETS

Current assets
   Cash				 			  $	37,714 		    $	  44,990
   Deposits							     - 		 	       -
							  ------------		    ------------
	Total current assets			 		37,714 		 	  44,990
							  ------------		    ------------
Total assets					 	  $	37,714 		 	  44,990
							  ============		    ============
 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable				 	  $	    -- 		    $	      --
							  ------------		    ------------
	Total current liabilities			 	    -- 		 	      --
							  ------------		    ------------
	Total liabilities			 		    -- 		 	      --

Stockholders' equity
   Common stock; $.001 par value; 75,000,000 shares
     authorized, 4,500,000 shares issued and outstanding	 4,500 		 	   4,500
   Additional paid-in capital				        40,500 		 	  40,500
   Accumulated deficit				 		(7,286)		 	     (10)
							  ------------		    ------------
	Total stockholders' equity			 	37,714 		 	  44,990
							  ------------		    ------------
	Total liabilities and stockholders' equity	   $    37,714 		    $     44,990
							  ============		    ============

See Accompanying Notes to Financial Statements.




 						AGENT ASSIST, INC.
 						 INCOME STATEMENT
 				   for the quarter ended, December 31, 2005

									From July 25, 2005	From July 25, 2005
						From October 1, 2005 	(Date of inception)	(Date of inception)
						      through		      through		      through
						 December 31, 2005	September 30, 2005	December 31, 2005
						    (Unaudited)		     (Audited)		    (Unaudited)
						--------------------	-------------------	-------------------

Revenue			 			   $	     -- 	    $	      -- 	   $	      --

Operating expenses
   General and administrative		 		  5,037 		      10 		   5,047
   Professional fees 		 			  2,250 		      -- 		   2,250
						   ------------		    ------------	   -------------
	Total operating expenses	 		  7,287 		      10 		   7,297
						   ------------		    ------------	   -------------
	Loss from operations	 			 (7,287)		     (10)		  (7,297)

Other income (expenses):
   Other expense		 			     -- 		      -- 		      --
   Interest expense		 			     10 		      -- 		      10
						   ------------		    ------------	   -------------
	Total other income (expenses)	 		     10 		      -- 		      10
						   ------------		    ------------	   -------------
	Loss before provision for income taxes	 	     -- 		      -- 		      --
Provision for income taxes			 	     -- 		      -- 		      --
						   ------------		    ------------	   -------------
Net loss			 		   $	 (7,277)	    $	     (10)	    $	  (7,287)
						   ------------		    ------------	   -------------

Basic and diluted loss per common share		   $	  (0.00)	    $	   (0.00)	    $	   (0.00)
						   ============		    ============	    ============
Basic and diluted weighted average
	common shares outstanding		      4,500,000 	       4,500,000 	       4,500,000
						   ============		    ============	    ============


See Accompanying Notes to Financial Statements.


 							  AGENT ASSIST, INC.
 							STATEMENT OF CASHFLOWS
 						for the quarter ended, December 31, 2005

										From July 25, 2005	From July 25, 2005
							 October 1, 2005	(Date of inception)	(Date of inception)
							     through		      through		      through
							December 31, 2005 	September 30, 2005	December 31, 2005
							   (Unaudited)		     (Audited)		    (Unaudited)
							-----------------	-------------------	-------------------

Cash flows from operating activities:
   Net loss				 		  $	(7,277)		    $	     (10)	   $	 (7,287)
   Adjustments to reconcile net loss to
     net cash used by operating activities:
   Changes in operating assets and liabilities:
	Increase / (Decrease) in Accounts Payable		    -- 		 	      -- 		     --
	Change in deposits			 		    -- 		 	      -- 		     --
							  ------------		    ------------	   ------------
		Net cash used by operating activities		(7,277)		 	     (10)		 (7,287)

Cash flows from investing activities:
   Purchase of property and equipment				    -- 		 	      -- 		     --
							  ------------		    ------------	   ------------
		Net cash used by investing activities		    -- 		 	      -- 		     --

Cash flows from financing activities:
   Proceeds from issuance of common stock			    -- 		 	  45,000 		 45,000
							  ------------		    ------------	   ------------
		Net cash provided by financing activities 	    -- 		 	  45,000 		 45,000

Net increase in cash					 	(7,277)		 	  44,990 		 37,714

Cash, beginning of period					44,990 		 	      -- 		     --
							  ------------		    ------------	   ------------
Cash, end of period					  $	37,714 		    $	  44,990 	   $	 37,714
							  ============		    ============	   ============
Supplementary cash flow information:
   Cash payments for income taxes			  $	    -- 		    $	      -- 	   $	     --
							  ============		    ============	   ============
   Cash payments for interest				  $	    -- 		    $	      -- 	   $	     --
							  ============		    ============	   ============

See Accompanying Notes to Financial Statements.



 							   AGENT ASSIST, INC.
 							  STOCKHOLDERS EQUITY
 						for the quarter ended, December 31, 2005

					      Common Stock		Additional 			    Total
		  			-----------------------	 	 Paid-in 	Accumulated 	Stockholders'
		 			Shares 		 Amount 	 Capital	  Deficit	    Equity
					---------    ----------		----------	-----------	-------------
Balance at July 25th, 2005
  (Date of inception)		 	       --    $       -- 	$	-- 	$	 -- 	$	   --

Common stock issued for cash,
  August 25th, 2005		        4,500,000 	  4,500 	    40,500 		 -- 	       45,000

Net income (loss)		 	       -- 	     -- 		-- 		(10)		  (10)
					---------    ----------		----------	-----------	-------------
Balance at September 30, 2005		4,500,000    $    4,500 	$   40,500 	$	(10)	$      44,990
					=========    ==========		==========	===========	=============
Net income (loss)		 	       -- 	     -- 		-- 	     (7,277)	       (7,277)
					---------    ----------		----------	-----------	-------------
Balance, December 31, 2005		4,500,000    $	  4,500 	$   40,500 	$    (7,287)	$      37,714
					=========    ==========		==========	===========	=============


See Accompanying Notes to Financial Statements.


                                AGENT ASSIST, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS






1.    DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

   Description of business and history - Agent Assist, Inc., Nevada Corporation, (hereinafter referred to as the "Agent Assist" or "the Company") was incorporated in the State of Nevada on July 25, 2005. Agent Assist is a business that will offer several practical solutions to real estate agents across the nation. With the use of VOIP technology and innovative programming, Agent Assist will become the standard that real estate agents better serve their clients while at the same time, maximize their profitability. The company also intends on building a duplicatable model of business in the Las Vegas market first, and then expand in markets nationwide. Expansion may be done by creation of subsidiaries that serve other types of clients as well.

   For a small monthly fee, Agent Assist will provide a contact manager that is auto populated by agent searches of Foreclosures, Expired Listings, For Sale by Owners, Sign Calls, Ad Calls, and Web Site Hits. By spending a small fraction of advertising dollars, Agent Assist will assure independent real estate agents, and real estate brokers, that ad money is being spent in the right places.

   Aggressive agents can purchase products that increase their efficiency while passive agents will be able to purchase the tools in order to maximize the investment of ad dollars by tracking return on the multiple streams of advertising including, but not limited to, newspapers, magazines, billboards, bus stops, shopping carts, golf tees, mailers, door hangers, and business cards. The Company intends to develop a website for the purpose of providing reverse directory, consumer data look-ups as well as virtual offices for sales people, a number analyzer and VOIP services, although no work towards this website has been completed as of December 31st, 2005. The Company operations has been limited to general administrative operations and is considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7.

Management of Company - The company filed its articles of incorporation with the Nevada Secretary of State on July 25, 2005, indicating James Fitzpatrick as the incorporator.

The company filed its initial list of officers and directors with the Nevada Secretary of State on August 30, 2005, indicating it's President is James Fitzpatrick and it's Secretary and Treasurer. No directors were indicated on this filing.

   Going concern - The Company incurred net losses of approximately $7,287.00 from the period of July 25th, 2005 (Date of inception) through December 31st, 2005 and has not commenced its operations, rather, still in the development stages, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

   The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

   Year end - The Company's year end is September 30th.

   Use of estimates - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

   Income taxes - The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

   Management feels the Company will have a net operating loss carryover to be used for future years. Such losses may not be fully deductible due to the significant amounts of non-cash service costs. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

   Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive. For the period from July 25, 2005 (Date of Inception) through December 31st, 2005, no options and warrants were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

Comprehensive income (loss) - The Company's bank account is located in Community Bank; Henderson, Nevada, with funds in $37,714 US dollars. Foreign currency translation gains and losses were US$0.00 for the period July 25th, 2005 (Date of inception) through December 31st, 2005.

Foreign Currency Translation - The Company's functional currency is in US dollars as substantially all of the Company's operations are in USD.

Concentration of risk - A significant amount of the Company's assets and resources are dependent on the financial support (inclusive of free rent) of James Fitzpatrick should James Fitzpatrick determine to no longer finance the operations of the company, it may be unlikely for the company to continue.

   Revenue recognition - The Company has no revenues to date from its operations. Once the revenue is generated, the company will recognize revenues as services are performed, in accordance with the terms of our agreements.

   Advertising costs - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 "Reporting on Advertising Costs." Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. The Company has recorded no significant advertising costs for the period from July 25th, 2005 (Date of inception) through December 31st, 2005.

   Legal Procedures - The Company is not aware of, nor is it involved in any pending legal proceedings.

   Stock-based compensation - The Company applies Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and
   Related Interpretations, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

   The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the period from July 25th, 2005 (Date of inception) through December 31st, 2005:
                                                     			 2005
								       --------
      Net loss, as reported                      		       $(7,287)
      Other comprehensive income                                            --
      Add:  Stock-based employee compensation expense
          included in reported loss, net of related tax effects		    --
      Deduct:  Total stock-based employee compensation
          expense determined under fair value based methods
          for all awards, net of related tax effects      		    --
      								       --------
         Pro forma net loss                      		       $(7,287)
   								       --------
         Net loss per common share:
             Basic and fully diluted loss per share, as reported       $ (0.00)
								       --------
             Basic and fully diluted loss per share, pro forma	       $ (0.00)
   								       --------
   There were no stock options granted for the period ended December 31st, 2005. There are additionally no written or verbal agreements related to the sale of any stock, option or warrants of the Company's common stock.

   In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. The Company is currently evaluating SFAS No. 148 to determine if it will adopt SFAS No. 123 to account for employee stock options using the fair value method and, if so, when to begin transition to that method.

   In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 replaces Accounting Principles Board Opinion No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS 154 requires "retrospective application" of the direct effect of a voluntary change in accounting principle to prior periods' financial statements where it is practicable to do so. SFAS 154 also redefines the term "restatement" to mean the correction of an error by revising previously issued financial statements. SFAS 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005 unless adopted early. WE DO NOT EXPECT the adoption of SFAS 154 to have a material impact on its consolidated financial position, results of operations or cash flows, except to the extent that the statement subsequently requires retrospective application of a future item.

   In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments ("SFAS No. 155"), which amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133") and Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS No. 140"). SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives. WE EXPECT the adoption of SFAS 155 to have a material impact on its consolidated financial position, results of operations or cash flows.

   In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets ("SFAS No. 156"), which amends FASB Statement No. 140 ("SFAS No. 140"). SFAS 156 may be adopted as early as January 1, 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after September 15, 2006 (e.g., January 1, 2007, for calendar year-end entities). The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting. Specifically, the FASB said FAS No. 156 permits a servicer using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value. WE DO NOT EXPECT the adoption of SFAS 155 to have a material impact on its consolidated financial position, results of operations or cash flows.

2. PROPERTY AND EQUIPMENT

   As of December 31st, 2005, the Company does not own any property and/or equipment.

3.STOCKHOLDER'S EQUITY

The  Company  has  75,000,000  shares   authorized  and  4,500,000  issued  and
outstanding as of December 31st, 2005. The issued and outstanding shares were issued as follows:

4,500,000 common shares were issued to James Fitzpatrick on August 25th, 2005 for the sum of $45,000 in cash.

4.LOAN FROM STOCKHOLDER

As of December 31st, 2005, there are no loans to the Company from any stockholders.

5.RELATED PARTY TRANSACTIONS

The Company currently uses the home of James Fitzpatrick, an officer and director of the Company, on a rent-free basis for administrative purposes and in the future will use it for storage purposes as well. There is no written lease agreement or other material terms or arrangements relating to said arrangement.

As of December 31st, 2005, there are no related party transactions between the Company and any officers, other than those mentioned above and in Note 3 - Stockholder's Equity.

6.STOCK OPTIONS

As of December 31st, 2005, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

7.LITIGATION

   As of December 31st, 2005, the Company is not aware of any current or pending litigation which may affect the Company's operations.

8.SUBSEQUENT EVENTS

There have been no subsequent events after the end of the period, December 31st, 2005, which are material to operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following discussion should be read in conjunction with our financial statements and notes to our financial statements, included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors discussed elsewhere in this report.

      Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, such as statements relating to our anticipated revenues, gross margin and operating results, future performance and operations, plans for future expansion, capital spending, sources of liquidity and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein.

      SUMMARY

      Agent Assist is a business that will offer several practical solutions to real estate agents across the nation. With the use of VOIP technology and innovative programming, Agent Assist will become the standard that real estate agents better serve their clients while at the same time, maximize their profitability.

      Agent Assist will focus on building a duplicatable model of business in the Las Vegas market first, and then expand in markets nationwide. Expansion may be done by creation of subsidiaries that serve other types of clients as well.

      For a small monthly fee, Agent Assist will provide a contact manager that is auto populated by agent searches of Foreclosures, Expired Listings, For Sale by Owners, Sign Calls, Ad Calls, and Web Site Hits.

      By spending a small fraction of advertising dollars, Agent Assist will assure independent real estate agents, and real estate brokers, that ad money is being spent in the right places.

      Agent Assist services both types of real estate agents. Aggressive agents can purchase products that increase their efficiency while passive agents will be able to purchase the tools in order to maximize the investment of ad dollars by tracking return on the multiple streams of advertising including, but not limited to, newspapers, magazines, billboards, bus stops, shopping carts, golf tees, mailers, door hangers, and business cards.

      DESCRIPTION OF REVENUES

      At this time we are not generating revenues. We anticipate that upon the commencement of the VOIP technology, we will generate revenues from entry fees, agent services and merchandise sales. Until we commence the technology, our long-term viability is subject to substantial doubt.



      REVENUE RECOGNITION

      Sales revenue from Agent Assist user fees, agent services and merchandise sales, once applicable, will be recognized upon receipt. We do not, however, expect to generate meaningful revenue until the third quarter of 2006 at the earliest.

      DESCRIPTION OF EXPENSES

      Our current expenses consist primarily of general and administrative matters, including legal and accounting fees. At this time, our officers are not being paid. Over time, general and administrative expenses will increase as our VOIP technology operations commence.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2005

      REVENUES

      We did not realize revenues in the three months ended December 31, 2005.

      OPERATING EXPENSES

      General and Administrative - General and administrative expenses were $5,037 for the three months ended December 31, 2005. Given the limited nature of our operations, the results for the three months ended December 31, 2005 are not necessarily indicative of future fiscal periods. To this end, we expect that our general and administrative expenses, as well as our selling expenses, will increase as our VOIP technology operations commence.

      Interest expense was ($10) for the three months ended December 31, 2005. The decrease was not material.

      NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS

      We realized a net loss of income of $7,277 for the three months ended December 31, 2005.We fill it likely that we will incur losses in future fiscal periods.

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 2005, we had $37,714 cash and cash equivalents, and a working capital deficit of $7,286.

      Our accumulated deficit will likely increase in the future until such time as we are able to realize profitable operations from the VOIP technology.

      Our operations used net cash of $7,287 during the three months ended December 31, 2005.

      Financing activities for the three months ended December 31, 2005 provided net cash of $0.00.

      We will require additional capital in the future to become a viable entity and to achieve our long-term business objectives. There can be no assurance that such financing will be made available, or if it is made available, on acceptable terms. If such future financing is procured in the form of equity, the shareholdings of the current stockholders of the Company will be diluted.

ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

      We evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005, the end of the period covered by this Quarterly Report on Form 10-QSB. This evaluation was done with the participation of our chief executive officer and president, James Fitzpatrick. Mr. Fitzpatrick serves as our principal executive officer and as our principal accounting and financial officer.

      We reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the fiscal quarter covered by this report, as required by Securities Exchange Act Rule 13a-15, and concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management on a timely basis, including our principal executive officer and principal financial and accounting officer.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS

      Our management does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of a control. The design of a control system is also based upon certain assumptions about the likelihood of future events, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Although unlikely, due to the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

      Further, management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the employees involved and the control procedures in place, the risks associated with such lack of segregation are insignificant and the potential benefits of adding employees to clearly segregate duties do not justify the expenses associated with such increases. Management will periodically reevaluate this situation.

CONCLUSIONS

      Based on this evaluation, our chief executive officer and president concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file pursuant to the Exchange Act are recorded, processed, summarized, and reported in such reports within the time periods specified in the Securities and Exchange Commission's rules and forms.

CHANGES IN INTERNAL CONTROLS

      There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter, i.e., the three months ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

      	 Not applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

       	 Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

ITEM 5.  OTHER INFORMATION.

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)Exhibits.

            31.1  Certification of our Principal Executive Officer Pursuant  to
                  Section 302 of the Sarbanes-Oxley Act of 2002

            32.1 Certification of our Principle President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

SIGNATURE

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      AGENT ASSIST, INC.

                      (Registrant)

Date:December 15, 2005	By: /s/ James Fitzpatrick
                              James Fitzpatrick
			----------------------------------------------
                      	Its:Principal Financial and Accounting Officer
			    and Duly Authorized Officer