Form 10QSB
period 2006-03-31
Agent Assist, Inc.
filed 2006-07-27
CIK 1346960

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

4,500,000 shares of common stock, $0.001 par value, as of May 31, 2006


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

SIGNATURE....................................................................12















PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.




 						AGENT ASSIST, INC.
 						   BALANCE SHEET
						  March 31, 2006


								March 31, 2006		September 30, 2005
								  (Unaudited)		     (Audited)
								--------------		------------------

 ASSETS

Current assets
   Cash				 				$	37,714 		   $	  44,990
   Deposits				 				    -- 		 	      --
	Total current assets			 			37,714 		 	  44,990
								--------------		   -------------
Total assets					 		$	37,714 		   $	  44,990
								==============		   =============
 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable				 		$	    -- 		   $	      --
								--------------		   -------------
	Total current liabilities			 		    -- 		 	      --
								--------------		   -------------
	Total liabilities			 			    -- 		 	      --
								==============		   =============
Stockholders' equity
   Common stock; $.001 par value; 75,000,000 shares
     authorized, 4,500,000 shares issued and outstanding		 4,500 		 	   4,500
   Additional paid-in capital				 		40,500 		 	  40,500
   Accumulated deficit				 			(7,286)		 	     (10)
								--------------		   -------------
	Total stockholders' equity			 		37,714 		 	  44,990
								--------------		   -------------
	Total liabilities and stockholders' equity		$	37,714 		   $	  44,990
								==============		   =============


See Accompanying Notes to Financial Statements.




 							AGENT ASSIST, INC.
 							 INCOME STATEMENT
 						for the quarter ended, March 31, 2006


							   3 Months 		   6 Months		  Inception
							    ended		    ended		      to
							March 31, 2006		March 31, 2006		March 31, 2006
							  (Unaudited)		 (Unaudited)		 (Unaudited)
							--------------		--------------		--------------

Revenue			 				$	    -- 		$	    -- 		$	    --

Operating expenses
   General and administrative		 			    -- 		 	 5,036 		 	 5,046
   Professional fees 		 				    -- 		 	 2,250 		 	 2,250
							--------------		--------------		--------------
	Total operating expenses	 			    -- 		 	 7,286 		 	 7,296
							--------------		--------------		--------------
	Loss from operations	 				    -- 		 	(7,286)		 	(7,296)

Other income (expenses):
   Other expense		 				    -- 		 	    -- 		 	    --
   Interest expense		 				    -- 		 	    10 		 	    10
							--------------		--------------		--------------
	Total other income (expenses)	 			    -- 		 	    10 		 	    10
							--------------		--------------		--------------
	Loss before provision for income taxes	 		    -- 		 	    -- 		 	    --

Provision for income taxes			 		    -- 		 	    -- 		 	    --
							--------------		--------------		--------------
Net loss			 			$	    -- 		$	(7,276)		$	(7,286)
							--------------		--------------		--------------

Basic and diluted loss per common share			$	    --   	$	 (0.00)		$	 (0.00)
							==============		==============		==============
Basic and diluted weighted average
	common shares outstanding		 	     4,500,000 		     4,500,000 		     4,500,000
							==============		==============		==============

See Accompanying Notes to Financial Statements.




 					  AGENT ASSIST, INC.
 					STATEMENT OF CASHFLOWS
 				for the quarter ended, March 31, 2006


								   6 Months		  Inception
								    ended		      to
								March 31, 2006		March 31, 2006
								 (Unaudited)		 (Unaudited)
								--------------		--------------

Cash flows from operating activities:
   Net loss				 			$	(7,276)		$	(7,286)
   Adjustments to reconcile net loss to
     net cash used by operating activities:
   Changes in operating assets and liabilities:
	Increase / (Decrease) in Accounts Payable			    -- 		 	    --
	Change in deposits			 			    -- 		 	    --
								--------------		--------------
		Net cash used by operating activities		 	(7,276)		 	(7,286)

Cash flows from investing activities:
   Purchase of property and equipment				 	    -- 		 	    --
								--------------		--------------
		Net cash used by investing activities		 	    -- 		 	    --

Cash flows from financing activities:
   Proceeds from issuance of common stock				    -- 		 	45,000
								--------------		--------------
		Net cash provided by financing activities 		    -- 		 	45,000
								--------------		--------------
Net increase in cash					 		(7,276)		 	37,714

Cash, beginning of period					 	44,990 		 	    --
								--------------		--------------
Cash, end of period					 	$	37,714 		$	37,714
								==============		==============
Supplementary cash flow information:
	Cash payments for income taxes				$	    -- 		$	    --
								==============		==============
	Cash payments for interest				$	    -- 		$	    --
								==============		==============

See Accompanying Notes to Financial Statements.




 						 AGENT ASSIST, INC.
 						STOCKHOLDERS EQUITY
 					for the quarter ended, March 31, 2006

					 Common Stock		Additional 			    Total
		 		   -----------------------	 Paid-in 	Accumulated 	Stockholders'
		 		   Shares 	    Amount 	 Capital	  Deficit	   Equity
				   ---------	----------	----------	-----------	-------------
Balace at July 25, 2005
  (Date of Inception)		 	  --   		--   		--   		 --   		   --

Common stock issued for cash,
   August 25th, 2005		   4,500,000 	$    4,500 	$   40,500 	$	 -- 	$      45,000

Net income (loss)		 	  --   		--   		--   		(10)		  (10)
				   ---------	----------	----------	-----------	-------------
Balance at September 30, 2005	   4,500,000 	     4,500 	$   40,500 	$	(10)	       44,990
				   =========	==========	==========	===========	=============
Net income (loss)		 	  -- 		-- 		-- 	     (7,276)	       (7,276)
				   ---------	----------	----------	-----------	-------------
Balance at March 31st, 2006 	   4,500,000 	$    4,500 	$   40,500 	$    (7,286)	$      37,714
				   =========	==========	==========	===========	=============


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

   Aggressive agents can purchase products that increase their efficiency while passive agents will be able to purchase the tools in order to maximize the investment of ad dollars by tracking return on the multiple streams of advertising including, but not limited to, newspapers, magazines, billboards, bus stops, shopping carts, golf tees, mailers, door hangers, and business cards. The Company intends to develop a website for the purpose of providing reverse directory, consumer data look-ups as well as virtual offices for sales people, a number analyzer and VOIP services, although no work towards this website has been completed as of March 31st, 2006. The Company operations has been limited to general administrative operations and is considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7.

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

   Going concern - The Company incurred net losses of approximately $0.00 from the period of January 1st, 2006 through March 31st, 2006 and has not commenced its operations, rather, still in the development stages, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

   The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

   Year end - The Company's year end is September 30.

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

   Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive. For the period from January 1st, 2006 through March 31st, 2006, no options and warrants were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

   Comprehensive income (loss) - The Company's bank account is located in Community Bank; Henderson, Nevada, with funds in $37,714 US dollars. Foreign currency translation gains and losses were US$0.00 for the period January 1st, 2006 through March 31st, 2006.

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

   Revenue  recognition  -  The  Company  has no  revenues  to  date  from  its operations. Once the revenue is generated, the company will recognize revenues as services are preformed, in accordance with the terms of our agreements.

   Advertising costs - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 "Reporting on Advertising Costs." Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. The Company has recorded no significant advertising costs for the period from January 1st, 2006 through March 31st, 2006.

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

   The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the period from January 1st, 2006 through March 31st, 2006:

                                                  		    March 2006
								    ----------
      Net loss, as reported                      		    $   (0.00)
      Other comprehensive income                                           --
      Add:  Stock-based employee compensation expense
          included in reported loss, net of related tax effects		   --
      Deduct:  Total stock-based employee compensation
          expense determined under fair value based methods
          for all awards, net of related tax effects      		   --
  								    ----------
         Pro forma net loss                      		    $   (0.00)
 								    ----------
         Net loss per common share:
             Basic and fully diluted loss per share, as reported    $   (0.00)
								    ----------
             Basic and fully diluted loss per share, pro forma	    $   (0.00)
 								    ----------

   There were no stock options granted for the period ended March 31st, 2006. There are additionally no written or verbal agreements related to the sale of any stock, option or warrants of the Company's common stock.

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

2. PROPERTY AND EQUIPMENT

   As of March 31st, 2006, the Company does not own any property and/or equipment.

3. STOCKHOLDER'S EQUITY

   The Company has 75,000,000 shares authorized and 4,500,000 issued and outstanding as of March 31st, 2006. The issued and outstanding shares were issued as follows:

   4,500,000 common shares were issued to James Fitzpatrick on August 25th, 2005 for the sum of $45,000 in cash.

4. LOAN FROM STOCKHOLDER

      As of March 31st, 2006, there are no loans to the Company from any stockholders.

5.    RELATED PARTY TRANSACTIONS

   The Company currently uses the home of James Fitzpatrick, an officer and director of the Company, on a rent-free basis for administrative purposes and in the future will use it for storage purposes as well. There is no written lease agreement or other material terms or arrangements relating to said arrangement.

   As of March 31st, 2006, there are no related party transactions between the Company and any officers, other than those mentioned above and in Note 3 - Stockholder's Equity.

6.    STOCK OPTIONS

   As of March 31st, 2006, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

7. LITIGATION

   As of March 31st, 2006, the Company is not aware of any current or pending litigation which may affect the Company's operations.

8.    SUBSEQUENT EVENTS

   There have been no subsequent events after the end of the period, March 31st, 2006, which are material to operations.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006

      REVENUES

      We did not realize revenues in the three months ended March 31, 2006.

      OPERATING EXPENSES

      General and Administrative - General and administrative expenses were $0.00 for the three months ended March 31, 2006. Given the limited nature of our operations, the results for the three months ended March 31, 2006 are not necessarily indicative of future fiscal periods. To this end, we expect that our general and administrative expenses, as well as our selling expenses, will increase as our VOIP technology operations commence.

      Interest expense was $0.00 for the three months ended March 31, 2006. The decrease was not material.

      NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS

      We realized a net loss of income of $0.00 for the three months ended March 31, 2006.We fill it likely that we will incur losses in future fiscal periods.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2006, we had $37,714 cash and cash equivalents, and a working capital deficit of $7,286.

      Our accumulated deficit will likely increase in the future until such time as we are able to realize profitable operations from the VOIP technology.

      Our operations used net cash of $0.00 during the three months ended March 31, 2006.

      Financing activities for the three months ended March 31, 2006 provided net cash of $0.00.

      We will require additional capital in the future to become a viable entity and to achieve our long-term business objectives. There can be no assurance that such financing will be made available, or if it is made available, on acceptable terms. If such future financing is procured in the form of equity, the shareholdings of the current stockholders of the Company will be diluted.

ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

      We evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006, the end of the period covered by this Quarterly Report on Form 10-QSB. This evaluation was done with the participation of our chief executive officer and president, James Fitzpatrick. Mr. Fitzpatrick serves as our principal executive officer and as our principal accounting and financial officer.

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

CHANGES IN INTERNAL CONTROLS

      There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter, i.e., the three months ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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


                      AGENT ASSIST, INC.

                      (Registrant)

Date:May 15, 2005	By: /s/ James Fitzpatrick
                              James Fitzpatrick
			----------------------------------------------
                      	Its:Principal Financial and Accounting Officer
			    and Duly Authorized Officer