Form 10QSB
period 2006-06-30
Agent Assist, Inc.
filed 2006-10-25
CIK 1346960

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)
      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:June 30th, 2006

                                      OR
      TRANSITION REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from:		to

Commission file number:	000-09047


                               Agent Assist, Inc.
		    ---------------------------------------
                    (Exact name of small business issuer as
                           specified in its charter)


                  Nevada                                     20-4774380
       ----------------------------			-------------------
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



(Former name, former address and former fiscal year, if changed since last report)


Check  whether  the  issuer (1) filed  all reports required to be filed by Section
13 or 15(d) of the Exchange Act during the past 12 months  (or  for  such  shorter period  that  the  registrant  was  required to file such reports),  and  (2)  has
been subject to such filing requirements for the past 90 days.    YES [X]  NO [ ]


Indicate by check mark whether the registrant is a shell  company (as  defined  in
Rule 12b-2 of the Exchange Act)                                   YES [X]  NO [ ]

APPLICABLE  ONLY  TO  ISSUERS  INVOLVED  IN  BANKRUPTCY  PROCEEDINGS DURING THE
PRECEDING FIVE YEARS

Check whether the registrant filed  all  documents  and  reports  required  to  be filed by Section 12, 13 or 15(d) of the  Exchange Act after  the  distribution  of
securities under a plan confirmed by court.  			  YES [ ]  NO [ ]


APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


4,500,000 shares of common stock, $0.001 par value, as of June 30th, 2006


TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  YES  NO


                                  FORM 10-QSB

                               TABLE OF CONTENTS

                                                                           PAGE

PART I - FINANCIAL INFORMATION
      ITEM 1.  FINANCIAL STATEMENTS...........................................1
            Balance Sheets (Unaudited)........................................1
            Statements of Operations (Unaudited)..............................2
            Statements of Cash Flows (Unaudited)..............................3
            Statements of Stockholder's Equity (Unaudited)....................4
            Notes  to Condensed Consolidated  Financial  Statements
                  (Unaudited).................................................5
      ITEM 2. MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.............................8
      ITEM 3.  CONTROLS AND PROCEDURES.......................................10


PART II - OTHER INFORMATION
      ITEM 1.  LEGAL PROCEEDINGS.............................................12
      ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.....................12
      ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...............................12
      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........12
      ITEM 5.  OTHER INFORMATION.............................................12
      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..............................12

SIGNATURE....................................................................13

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                              			AGENT ASSIST, INC.
                       			FINANCIAL STATEMENTS (UNAUDITED)
                           			  BALANCE SHEET


					 			      As of 	      	      As of
								  June 30, 2006		September 30, 2005
								   (Unaudited)	    	    (Audited)
								------------------	------------------

 ASSETS

Current assets
   Cash				 				$	    37,189 	$	    44,990
   Deposits								 	 - 		 	 -
								------------------	------------------
	Total current assets			 			    37,189 		    44,990

Total assets							$	    37,189 	$	    44,990
								==================	==================
 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable				 		$	       485 	$		--
								------------------	------------------
	Total current liabilities			 		       485 		 	--
								------------------	------------------
	Total liabilities			 			       485 		        --

Stockholders' equity
   Common stock; $.001 par value; 75,000,000 shares
     authorized, 4,500,000 shares issued and outstanding		     4,500 		     4,500
   Additional paid-in capital				 		    40,500 		    40,500
   Accumulated deficit				 			    (8,296)		       (10)
								------------------	------------------
	Total stockholders' equity			 		    36,704 		    44,990
								------------------	------------------
	Total liabilities and stockholders' equity		$	    37,189 	$	    44,990
								==================	==================

See Accompanying Notes to Financial Statements

                              		   AGENT ASSIST, INC.
                       		    FINANCIAL STATEMENTS (UNAUDITED)
                           		STATEMENTS OF OPERATIONS


							  3 Months 	  9 Months	  Inception
							    ended	    ended	     to
							June 30, 2006	June 30, 2006	June 30, 2006
							  (Uaudited)	 (Unaudited)	 (Unaudited)
							-------------	-------------	-------------


Revenue			 				$	   -- 	$	   -- 	$	   --

Operating expenses
   General and administrative		 			   -- 		5,036 		5,046
   Professional fees 						1,010 		3,260 		3,260
							-------------	-------------	-------------
	Total operating expenses			 	1,010 		8,296 		8,306
							-------------	-------------	-------------
	Loss from operations	 			       (1,010)	       (8,296)	       (8,306)

Other income (expenses):
   Other expense		 				   -- 		   -- 		   --
   Interest expense		 				   -- 		   10 		   10
							-------------	-------------	-------------
	Total other income (expenses)			 	   -- 		   10 		   10
							-------------	-------------	-------------
	Loss before provision for income taxes	 		   -- 		   -- 		   --

Provision for income taxes			 		   -- 		   -- 		   --
							-------------	-------------	-------------
Net loss			 			$      (1,010)	$      (8,286)	$      (8,296)
							-------------	-------------	-------------


Basic and diluted loss per common share			$	(0.00)	$	(0.00)	$	(0.00)
							=============	=============	=============
Basic and diluted weighted average
	common shares outstanding			    4,500,000 	    4,500,000 	    4,500,000
							=============	=============	=============

See Accompanying Notes to Financial Statements

                              		AGENT ASSIST, INC.
                       		FINANCIAL STATEMENTS (UNAUDITED)
                           	    STATEMENTs OF CASH FLOWS


							  9 Months	  Inception
							    ended	     to
							June 30, 2006	June 30, 2006
							 (Unaudited)	 (Unaudited)
							-------------	-------------

Cash flows from operating activities:
   Net loss				 		$      (8,286)	$      (8,296)
   Adjustments to reconcile net loss to
    net cash used by operating activities:
   Changes in operating assets and liabilities:
   Increase / (Decrease) in Accounts Payable			  485 		  485
   Change in deposits			 			   -- 		   --
							-------------	-------------
	Net cash used by operating activities		       (7,801)	       (7,811)

Cash flows from investing activities:
   Purchase of property and equipment				   -- 		   --
							-------------	-------------
	Net cash used by investing activities		 	   -- 		   --

Cash flows from financing activities:
   Proceeds from issuance of common stock			   -- 	       45,000
							-------------	-------------
	Net cash provided by financing activities 		   -- 	       45,000
							-------------	-------------
Net increase in cash					       (7,801)	       37,189

Cash, beginning of period				       44,990 		   --
							-------------	-------------
Cash, end of period					$      37,189 	$      37,189
							=============	=============
Supplementary cash flow information:
   Cash payments for income taxes			$	   -- 	$	   --
							=============	=============
   Cash payments for interest				$	   -- 	$	   --
							=============	=============

See Accompanying Notes to Financial Statements

                              		AGENT ASSIST, INC.
                       		FINANCIAL STATEMENTS (UNAUDITED)
                           	STATEMENT OF STOCKHOLDERS' EQUITY



				   		 		Additional 			    Total
				 	Common Stock 		 Paid-in 	Accumulated 	Stockholders'
				  Shares 	    Amount 	 Capital	  Deficit	   Equity
				  ---------	----------	----------	-----------	------------

Balace at July 25, 2005
(Date of Inception)		       	  -   		 -   		 -   		  -   		   -

Common stock issued for cash,
August 25th, 2005	          4,500,000 	$    4,500 	$   40,500 	$	  - 	$     45,000

Net income (loss)		 	  -   		 -   		 -   		(10)		 (10)
				  ---------	----------	----------	-----------	------------
Balance at September 30, 2005	  4,500,000 	     4,500 	$   40,500 	$	(10)	      44,990
				  =========	==========	==========	===========	============
Net income (loss)		 	  - 		 - 		 - 	     (7,276)	      (7,276)
				  ---------	----------	----------	-----------	------------
Balance at March 31st, 2006 	  4,500,000 	$    4,500 	$   40,500 	$    (7,286)	$     37,714
				  =========	==========	==========	===========	============
Net income (loss)		 	  - 		 - 		 - 	     (1,010)	      (1,010)
				  ---------	----------	----------	-----------	------------
Balance at June 30th, 2006 	  4,500,000 	$    4,500 	$   40,500 	$    (8,296)	$     36,704
				  =========	==========	==========	===========	============

See Accompanying Notes to Financial Statements

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

   Going concern - The Company incurred net losses of approximately $1,010.00 from the period of March 31st, 2006 through June 30th, 2006 and has not commenced its operations, rather, still in the development stages, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

   Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive. For the period from March 31st, 2006 through June 30th, 2006, no options and warrants were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

   Comprehensive income (loss) - The Company's bank account is located in Community Bank; Henderson, Nevada, with funds in $37,189 US dollars. Foreign currency translation gains and losses were US$0.00 for the period March 31st, 2006 through June 30th, 2006.

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

   Advertising costs - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 "Reporting on Advertising Costs." Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. The Company has recorded no significant advertising costs for the period from March 31st, 2006 through June 30th, 2006.

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

   The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the period from March 31st, 2006 through June 30th, 2006:

                                                   		  June 2006
								 -----------
      Net loss, as reported                     		 $(1,010.00)
      Other comprehensive income                                         --
      Add:  Stock-based employee compensation expense
          included in reported loss, net of related tax effects		 --
      Deduct:  Total stock-based employee compensation
          expense determined under fair value based methods
          for all awards, net of related tax effects      		 --
								 ----------
         Pro forma net loss                      		 $(1,010.00)
								 ==========
         Net loss per common share:
             Basic and fully diluted loss per share, as reported $    (0.00)
								 ==========
             Basic and fully diluted loss per share, pro forma	 $    (0.00)
								 ==========

   There were no stock options granted for the period ended June 30th, 2006. There are additionally no written or verbal agreements related to the sale of any stock, option or warrants of the Company's common stock.

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

   In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets ("SFAS No. 156"), which amends FASB Statement No. 140 ("SFAS No. 140"). SFAS 156 may be adopted as early as January 1, 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after September 15, 2006 (e.g., January 1, 2007, for calendar year-end entities). The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting. Specifically, the FASB said FAS No. 156 permits a service using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value. We do not expect the adoption of SFAS 155 to have a material impact on its consolidated financial position, results of operations or cash flows.

2. PROPERTY AND EQUIPMENT

   As of June 30th, 2006, the Company does not own any property and/or equipment.

3. STOCKHOLDER'S EQUITY

   The Company has 75,000,000 shares authorized and 4,500,000 issued and outstanding as of June 30th, 2006. The issued and outstanding shares were issued as follows:

   4,500,000 common shares were issued to James Fitzpatrick on August 25th, 2005 for the sum of $45,000 in cash.

4. LOAN FROM STOCKHOLDER

   As of June 30th, 2006, there are no loans to the Company from any stockholders.

5. RELATED PARTY TRANSACTIONS

   The Company currently uses the home of James Fitzpatrick, an officer and director of the Company, on a rent-free basis for administrative purposes and in the future will use it for storage purposes as well. There is no written lease agreement or other material terms or arrangements relating to said arrangement.

   As of June 30th, 2006, there are no related party transactions between the Company and any officers, other than those mentioned above and in Note 3 - Stockholder's Equity.

6. STOCK OPTIONS

   As of June 30th, 2006, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

7. LITIGATION

   As of June 30th, 2006, the Company is not aware of any current or pending litigation which may affect the Company's operations.

8. SUBSEQUENT EVENTS

   There have been no subsequent events after the end of the period, June 30th, 2006, which are material to operations.

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

PLAN OF OPERATION


      We have never received revenues from operations, and our operations have been limited to organizational matters and developing our software. Agent Assist has engaged a computer programmer to develop the software which will include developing interfaces with commercially available real estate information databases such as withdrawn/expired listings and foreclosures. We estimate that the first version of our software will require approximately $90,000 in development costs and will be ready for testing in January, 2007. The software developer has agreed to defer payment on his contract and convert the contract costs into our restricted common stock at a price to be determined. We have $37,189 in cash as of June 30, 2006 and believe that this amount will be sufficient for general and administrative expenses and marketing. Marketing of our software product will commence in the greater Las Vegas area and is expected to require $10,000. We plan for most marketing and sales will come through real estate brokers to their individual agents through revenue sharing arrangements. We will not determine the additional geographic areas in which to market Agent Assist, nor when we will expand marketing to other geographic areas, until such time as we can demonstrate market acceptance in the Las Vegas metropolitan area. Each geographic area of the United States will require an adaptation of our software to interface with the locally available databases. In order to fund marketing costs for further expansion, we will be required to seek debt or equity financing to the extent revenues from software license fees are insufficient. Our president, James L. Fitzpatrick, may loan funds to us in order to fund marketing and expansion, but he is under no obligation to do so.

      Because of the requirement for us to complete development of software before we have sales, we do not anticipate significant sales of our Agent Assist software late 2006 into 2007.


      We do not have any agreements or understandings with respect to sources of capital. We have not identified any potential sources. It's likely that we will not be able to raise the entire amount required initially, in which case our marketing and expansion plans will be delayed until such full amount can be obtained. Even if we are successful in obtaining the required funding, we probably will need to raise additional funds at the end of 12 months.

      Our activities to date have been limited to seeking capital; seeking supply contracts and development of a business plan. Our auditors have included an explanatory paragraph in their report on our financial statements, relating to the uncertainty of our business as a going concern, due to our lack of operating history or current revenues, its nature as a start up business, management's limited experience and limited funds. We do not believe that conventional financing, such as bank loans, is available to us due to these factors. We have no bank line of credit available to us. Management believes that it will be able to raise the required funds for operations from one or more future offerings, in order to effect our business plan.

Our future operating results are subject to many facilities, including:

   -  our success in developing our software;

   -  our ability to attract and retain customers and our other products;

   - the effects of competition from other real estate agent software companies;

   -  our ability to obtain additional financing; and

   -  other risks which we identify in future filings with the SEC.

BUSINESS

      BACKGROUND

      Agent Assist, Inc. ("Agent Assist") was incorporated in the State of Nevada on July 25, 2005 to develop and market a comprehensive contract and data retrieval system for real estate sales professionals. Our plan is to develop our software and market it initially in the Las Vegas Market. Should our model find commercial acceptance in Las Vegas, we plan to expand to other metropolitan areas in the United States.

      On inception our President contributed $45,000 cash to pay for development costs. The proceeds of this offering will be used for marketing and the administrative overhead and is expected to be sufficient for operations for the first twelve months.

      The real estate industry, including brokers, sales persons, property managers, appraisers and others, employees, thousands of professionals in every metropolitan area of the United States. The National Association of Realtors, a trade association for real estate professionals, counts about 1 million members. According to the Greater Las Vegas Association of Realtors, the greater Las Vegas area has approximately 13,711 members. Not all licensed real estate professionals belong to the Las Vegas Association of Realtors, but nearly all full time real estate professionals do.

      Real estate sales personnel bring together buyers and sellers of real estate. Currently there is only available a limited amount of contact management and scheduling software available for the industry. Several vendors offer subscription services which inform salespersons of withdrawn expired listings, pre/foreclosures, for sale by owner properties, but each of these services requires maintenance and updating and the services are not integrated into a contact management and marketing system.

      Agent Assist is developing a software solution which will integrate all of the salespersons tools into a seamless package. We plan to name our software suite "Agent Assist".

      Agent Assist will utilize VOIP (voice over internet protocol) to provide salespersons with the same technological tools used by telemarketers. VOIP is a technology for telecommunications over a broadband connection, such as cable or DSL. Most consumers are familiar with the cost benefits of VOIP compared to dial telephone service. For telemarketing, one benefit of a VOIP system is that it provides for an inexpensive call management system. Both incoming and outgoing calls are registered in real time. Agent Assist can log incoming calls and provided there is no caller ID block, automatically add the caller into the contact management database, with the time and date of call. VOIP provides as well as an inexpensive platform in which Agent Assist can integrate the National Do Not Call list (donotcall.gov) to assure compliance.

      Agent Assist intends to enter into contracts with the providers of infobases on pre/foreclosures, expired or withdrawn listings, for sale by owner and similar databases so that all of the contract data is automatically added to a dial queque. The agent user will be able to easily go down the list of properties selected by his parameters and need only indicate the next contact or set of contacts to dial. We believe that the Agent Assist Software will enable the user to contact up to ten times more contacts per hour than with existing technology.

      Another benefit of the caller ID tabulation capabilities of VOIP is that it enables the sales agent to track prefixes of incoming calls, and identify effectiveness of advertising.

      Our software will also offer website hosting and design for a nominal fee. The website will be integrated into the software. We can also offer a module to be inserted into existing websites. Web surfers who request more information will be automatically added to the agent's contact list.

      SOFTWARE DEVELOPMENT

      Agent Assist has a software development contract with an independent programmer, Chris Doyle. Mr. Doyle has agreed to develop our software on an hourly basis and estimates that the total cost of the software will be $90,000 and that the test version of the software will be ready in January 2007. The required programming will use off-the shelf VoIP and contact management interfaces which are either public domain or require only nominal, one time license fees.

      MARKETING

      We intend to have a test a version of Agent Assist ready by January 2007 and commence marketing in early 2007. Marketing shall be accomplished via direct mail and telephone. We intend to also market through professional associations and to real estate agent networks but we have not entered into any agreements for marketing.


      EMPLOYEES

      We have only one employee, our officer, who will devote 20 hours per week until such time as we have significant revenues, at which time he intends to devote full time and to add one person in administration/customer support and one person in marketing.

      FACILITIES

      Our President, Mr. Fitzpatrick, is providing 400 square feet of office facilities rent free from his real estate office, located in a separate physical area in his residence. We believe this arrangement will be sufficient until we expand from Las Vegas to other metropolitan areas.

      INTELLECTUAL PROPERTY

      We will rely on a combination of trademark law, trade secret protection, copyrights law and confidentiality and/or license agreements with our employees and customers to protect our proprietary rights in our software. Agent Assist will be copyrighted when it is developed. Currently, we are utilizing no trademarks of our own other than "Agent Assist." We intend to trademark Agent Assist in the United States and Canada. We have not filed for trademark protection but we intend to by January 1st, 2007. We are currently relying on common law trademark protection and we have no trademark protection except that provided by common law. We have no patent rights, service marks or patent applications.

      WEBSITE

      We intend to market Agent Assist in part by means of our website, located at http://www.agentassistonline.com. As of the date of this Prospectus our web site is still under construction, but we intend to have it operational when the software is developed. We plan to use the website to assist in customer support and training as well.

      COMPETITION

      The software industry is intensely competitive and subject to rapid technological change. Our success will depend significantly on our ability to adapt to a changing competitive environment, to develop more advanced products more rapidly and less expensively than our competitors, and to educate potential customers as to the benefits of our products relative to those of its competitors. Our current competitors in the real estate agent contact and office management business include Top Producer, The redx, Advance Access and Land voice.

      We believe that the principal competitive factors in its markets are price, product features, product performance, ease of use, quality of support and service, and company reputation. We intend to compete vigorously in all of these aspects. We believe that we will be the only completely integrated product with contact management, call capture, outbound automated dialing, virtual office features, FSBO, expired listings, foreclosure notices, updated contact information, SMS notification leads and appointments that exists on the market today. While there are numerous companies that offer these services individually or bundled with one or two others, we are unaware of a single integrated source. All of our current and potential competitors have longer operating histories, greater brand recognition, larger customer bases and significantly greater financial, marketing and other resources than we do. Such competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sales of their products than we do. Also, most current and potential competitors have greater name recognition. Some could possess the ability to leverage significant installed customer bases. These companies may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing their ability to address the needs of our company's prospective customers. Our current or future vendors may in the future establish cooperative relationships with current or potential competitors of our company, thereby limiting our ability to utilize their information databases. Accordingly, new competitors or alliances among current and new competitors could emerge and rapidly gain significant market share. Such competition could materially adversely affect our ability to market Agent Assist.

      DESCRIPTION OF REVENUES

      At this time we are not generating revenues. We anticipate that upon the commencement of the VOIP technology, we will generate revenues from entry fees, agent services and merchandise sales. Until we commence the technology, our long-term viability is subject to substantial doubt.

      REVENUE RECOGNITION

      Sales revenue from Agent Assist user fees, agent services and merchandise sales, once applicable, will be recognized upon receipt. We do not, however, expect to generate meaningful revenue until the fourth quarter of 2007 at the earliest.

      DESCRIPTION OF EXPENSES

      Our current expenses consist primarily of general and administrative matters, including legal and accounting fees. At this time, our officers are not being paid. Over time, general and administrative expenses will increase as our VOIP technology operations commence.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2006

      REVENUES

      We did not realize revenues in the three months ended June 30th, 2006.

      OPERATING EXPENSES

      General and Administrative - General and administrative expenses were $1,010 for the three months ended June 30th, 2006. Given the limited nature of our operations, the results for the three months ended June 30th, 2006 are not necessarily indicative of future fiscal periods. To this end, we expect that our general and administrative expenses, as well as our selling expenses, will increase as our VOIP technology operations commence.

      Interest expense was $0.00 for the three months ended June 30th, 2006. The decrease was not material.

      NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS

      We realized a net loss of income of $1,010 for the three months ended June 30th, 2006.We fill it likely that we will incur losses in future fiscal periods.

LIQUIDITY AND CAPITAL RESOURCES

      At June 30th, 2006, we had $37,189 cash and cash equivalents, and a working capital deficit of $8,296.

      Our accumulated deficit will likely increase in the future until such time as we are able to realize profitable operations from the VOIP technology.

      Our operations used net cash of $525 during the three months ended June 30th, 2006.

      Financing activities for the three months ended June 30th, 2006 provided net cash of $0.00.

      We will require additional capital in the future to become a viable entity and to achieve our long-term business objectives. There can be no assurance that such financing will be made available, or if it is made available, on acceptable terms. If such future financing is procured in the form of equity, the shareholdings of the current stockholders of the Company will be diluted.

ITEM 3.  CONTROLS AND PROCEDURES

      EVALUATION OF DISCLOSURE CONTROLS

      We evaluated the effectiveness of our disclosure controls and procedures as of June 30th, 2006, the end of the period covered by this Quarterly Report on Form 10-QSB. This evaluation was done with the participation of our chief executive officer and president, James Fitzpatrick. Mr. Fitzpatrick serves as our principal executive officer and as our principal accounting and financial officer.

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

      CHANGES IN INTERNAL CONTROLS

      There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter, i.e., the three months ended June 30th, 2006, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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


                       AGENT ASSIST, INC.
                       (Registrant)

Date:  September 29, 2006		By: /s/ James Fitzpatrick
					-------------------------
                           			James Fitzpatrick

                       			Its:  Principal Financial and
					      Accounting  Officer and
					      Duly Authorized Officer